Form 10QSB/A
period 2000-09-30
CARAVAN ACQUISITION CORP
filed 2001-02-06
CIK 1107602

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-QSB/A
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 NOTE

This amended Form 10-QSB replaces in its totality the Form 10-QSB earlier filed for the period ending September 30, 2000.

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

                                                    Deficit
                                                  Accumulated
                      Common Stock            Additional  During
                     Issued                   Paid-In     Development
                     Shares     Amount        Capital     Stage        Total

Common Stock
     Issuance    5,000,000      $  500        $    -       $  -         $ 500

Fair value of
expenses
contributed           -             -             535         -           535

Net loss for
the periods ended:

December 31, 1999     -             -              -          (535)      (535)
September 30, 2000    -             -              -           -           -

BALANCE AT
September 30,
2000             5,000,000      $  500         $  535        $(535)     $(535)


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

        B.  Common Stock

     The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. At inception, the Company issued
5,000,000 shares of its common stock to TPG Capital Corporation
("TPG") pursuant to Rule 506 for an aggregate consideration of $500.

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

NOTE 4  RELATED PARTIES

     Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG. (See Note 3)

NOTE 5    SUBSEQUENT EVENTS

     On November 28, 2000 representatives
of E-VacationPro.com entered into a reorganization agreement with Caravan Acquisition Corporation which was effected on November 30, 2000, with the exchange of certain assets of E-Vacation Pro.com for 4,700,000 shares of common stock of the Company. On December 14, 2000, the Company filed a Form 8-K noticing such exchange and other related matters.

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

     On November 28, 2000, representatives of
E-VacationPro.com entered into a reorganization agreement with Caravan Acquisition Corporation which was effected on November 30, 2000, with the exchange of certain assets of E-Vacation Pro.com for 4,700,000 shares of common stock of the Company. On December 14, 2000, the Company filed a Form 8-K noticing such exchange and other related matters. Persons reading this Form 10-QSB are advised to read the Form 8-K describing the transaction.

     The Company intends to take
the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

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

       (b)     Reports on Form 8-K

       There were no reports on Form 8-K filed by the Company during the quarter. On December 14, 2000, the Company filed a Form 8-K noticing the acquisition of certain assets and other matters.


                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CARAVAN ACQUISITION CORPORATION

                                      By: /S/ Nancy Wells
                                          president

Dated: February 6, 2001