Form 10KSB
period 2000-12-31
CARAVAN ACQUISITION CORP
filed 2001-04-02
CIK 1107602

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended
                               December 31, 2000
                      ----------------------------------

                                      OR

[_]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to ______________

                       Commission file number:  0-29697

                        CARAVAN ACQUISITION CORPORATION
             (Exact name of small business issuer in its charter)

          Delaware                                        52-2218869
   -------------------------                              ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

                         1118 Homer Street, Suite 229
                  Vancouver, British Columbia, Canada V6B 6L5
                   -----------------------------------------
             (Address of principal executive offices)  (zip code)

                   Issuer's Telephone Number:   604/899-3224

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No _____
                                                             ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year.            $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified date within the past 60 days.          $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                    Outstanding at December 31, 2000
    -------------------------------      --------------------------------
    Common Stock, par value $0.0001                  10,000,000

Documents incorporated by reference:    None

                                 PART I

Item 1.  Description of Business

Background

         Caravan was incorporated on March 24, 1999 as a Delaware corporation.

         On February 25, 2000, the Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

         The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desired to become a reporting company whose securities have been registered under the Exchange Act. At inception the Company may have been deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

         On November 30, 2000 Caravan issued an aggregate of 4,700,000 shares of its common stock in exchange for assets of eVacationPro.com, an unincorporated Canadian business. Simultaneously, Caravan redeemed 4,700,000 shares of its outstanding shares of common stock from its then sole shareholder at a redemption price equal to the par value of the shares, $.0001 per share. Incident to those transactions, new directors of the Registrant were elected and the board of directors accepted the resignation of the original officer and director of the Registrant.

         On December 14, 2000, the Company filed a Form 8-K noticing such exchange and other related matters. Persons reading this Form are advised to read the Form 8-K describing the transaction.

Business Development

         Caravan Acquisition Corporation is a development stage company and has limited operations and no revenues. The management of the Registrant anticipates developing the Registrant into an Internet travel information company. It anticipates developing an information Web site located at www.evacationpro.com dedicated to the high-end leisure traveler. The site will
--------------------
be designed to be not only a source of comprehensive information but also a convenient source of related travel information and linked Web sites such as car rentals, tours and hotels. Management believes that although there currently are several established travel Web sites few, if any, of such Web sites are targeted to the high-end traveler. Management anticipates developing its operations directly as well as through possible acquisitions of one or more existing related companies.

         To date Caravan has raised funds through the issuance of shares of its common stock and shareholder contribution. The funds Caravan has raised to date have been applied towards legal fees, accounting fees, lease payments, phone service payments and Caravan's general day to day operations.

         Caravan has received advances in the amount of $1,488 from one of its securityholders for funding of working capital requirements and start-up expenses incurred by Caravan. These advances have been repaid.

         Caravan received funds from a securityholder reflected in its audited financial statements as additional paid-in capital. There is no expectation of repayment of these funds and the securityholder contributed the funds in anticipation of assisting the company in its development and thereby increasing the value of the securities held by the securityholder. See "Note 4C to Financial Statements as of December 31, 2000".

         Caravan believes that it currently has enough cash on hand to enable it to operate for the next 5 months; however, Caravan will need a minimum of $150,000 to complete the construction of its eVacationPro.com Web site. Caravan is operating at a loss and will need additional funds to develop its operations. Caravan may seek additional capital through an offering of its equity securities, an offering of debt securities or by obtaining financing through a bank or other entity.

     Unless Caravan obtains additional financing through operations, investment capital, borrowing or otherwise, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. At December 31, 2000, Caravan's loss, working capital deficiency, and stockholder's deficiency of $50,902, $872 and $402 respectively, raise substantial doubts about Caravan's ability to continue as a going concern.

     The Company intends to take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

Item 2.  Description of Property

         Caravan has no properties and at this time has no agreements to acquire any properties.

         Caravan's administrative offices, executive offices and manufacturing facility are located at 1118 Homer Street, Suite 229, Vancouver, British Columbia, Canada V6B 6L5, consisting of approximately 600 square feet. Caravan leases its facility at a monthly rate of $920 (US). Caravan's lease term commenced on March 17, 2001 and runs for a period of one year.

         Caravan also maintains an office in the United States located at 1408-3600 Marina Pointe Drive, Marina Del Rey, California 90292 and its telephone number is 877/577-5118. This property is owned by a shareholder of Caravan who permits Caravan to use such address at no cost.

         Caravan's mailing address is 1118 Homer Street, Suite 229, Vancouver, British Columbia, Canada V6B 6L5 Caravan's telephone number is 604/899-3224 and its facsimile number is 604/899-3225. Caravan is developing an Internet Web site at http://www.evacationpro.com.
   ---------------------------

Item 3.  Legal Proceedings

         There is no litigation pending or threatened by or against Caravan.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         There is currently no public market for the securities of Caravan.

         Within the past three years, the Company has issued the following shares of its common stock, par value $.0001 (the "Shares"), for cash or services rendered to the Company absent registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to the exemption provided in
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of Caravan's shareholders.

         On March 25, 1999, Caravan issued 5,000,000 shares of common stock to TPG Capital for an aggregate consideration of $500. Caravan relied upon Section 4(2) of the Securities Act of 1933, as amended.

         On November 30, 2000, Caravan redeemed 4,700,000 shares of its outstanding shares of common stock from its sole shareholder at a redemption price equal to the par value of the shares, $.0001 per share.

         On November 30, 2000, Caravan issued an aggregate of 4,700,000 shares of its common stock in exchange for assets of eVacationPro.com, an unincorporated Canadian business.

         In December 2000, Caravan sold an aggregate of 2,000 shares of common stock to two investors at a purchase price of $.0001 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         From December 4, 2000 through January 3, 2001, Caravan sold an aggregate of 4,998,000 shares of its common stock to 24 investors at a purchase price of $.0001 per share. The offering of these securities occurred outside the United States and was outside the scope of the Securities Act.

         In January and February, 2001, Caravan sold an aggregate of 9,000 shares of its common stock to two investors at a purchase price of $.25 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         From January 4, 2001 through February 7, 2001, Caravan sold an aggregate of 199,500 shares of its common stock to thirty-one investors at a purchase price of $.25 per share. The offering of such securities occurred outside the United States and was outside the scope of the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         To date Caravan has raised funds through the issuance of shares of its common stock and shareholder contribution. The funds Caravan has raised to date have been applied towards legal fees, accounting fees, lease payments, phone service payments and Caravan's general day to day operations.

         Caravan has received advances in the amount of $1,488 from one of its securityholders for funding of working capital requirements and start-up expenses incurred by Caravan. These advances have been repaid.

         Caravan received funds from a securityholder reflected in its audited financial statements as additional paid-in capital. There is no expectation of repayment of these funds and the securityholder contributed the funds in anticipation of assisting the company in its development and thereby increasing the value of the securities held by the securityholder. See "Note 4C to Financial Statements as of December 31, 2000".

     Caravan believes that it currently has enough cash on hand to enable it to operate for the next 5 months; however, Caravan will need a minimum of $150,000 to complete the construction of its eVacationPro.com Web site. Caravan is operating at a loss and will need additional funds to develop its operations. Caravan may seek additional capital through an offering of its equity securities, an offering of debt securities or by obtaining financing through a bank or other entity.

     Unless Caravan obtains additional financing through operations, investment capital, borrowing or otherwise, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. At December 31, 2000, Caravan's loss, working capital deficiency, and stockholder's deficiency of $50,902, $872 and $402 respectively, raise substantial doubts about Caravan's ability to continue as a going concern.

     The Caravan business plan anticipates developing its Internet travel services utilizing the Caravan Web site located at www.eVacationPro.com.
                                                   --------------------
Caravan anticipates developing the eVacationPro name and brand identity capitalizing on the growth of the online purchasing of travel reservations specializing in the needs of one specific travel segment: the high end vacation traveler.

     Caravan intends to create a Web site (i) utilizing existing resources available through links to other Web sites and (ii) providing primary resource and information directly on the Caravan Web site.

     Caravan anticipates that it will receive referral fees from purchases made by its customers that click links to its advertisers' Web sites from its homepage. Caravan has not entered into any written agreements with any travel-related advertisers that might offer Web site links, but has been in verbal discussions and understands that referral fees are cusomtarily paid by such advertisers. These fees are subject to change when and if a written agreement or final understanding is reached with the advertise to place its name/logo on the Caravan Web site and to provide click-through capabilities to that advertiser's Web site.

     Adventuroustraveler.com typically pays 7% to 12% on all goods purchased by consumers that were referred to the Adventuroustraveler.com Web site from linked Web sites.

     Bentley's Travelware typically pays 10% on all goods purchased by consumers that were referred to the Bentley's Travelware Web site from linked Web sites.

     Enterprise Rent-A-Car typically pays 1% to 2% on selected goods purchased by consumers that were referred to the Enterprise Rent-A-Car Web site from linked Web sites.

     Hotwire typically pays 1% on all goods or $3 on selected goods purchased by consumers that were referred to the Hotwire Web site from linked Web sites.

     Milepoint, Inc. typically pays$1 on all goods purchased by consumers that were referred to the Milepoint Web site from linked Web sites.

     Opentable.com typically pays 10%on all goods or $5 on selected goods purchased by consumers that were referred to the Opentable.com Web site from linked Web sites.

     Priceline.com typically pays 1% to 3% on all goods or $20 on selected goods purchased by consumers that were referred to the Priceline.com Web site from linked Web sites.

     Suitestay.com typically pays$50 on all goods purchased by consumers that were referred to the Suitestay.com Web site from linked Web sites.

     Over the next twelve months, Caravan intends

     (i) to invest in expanding awareness of the eVacationPro.com brand through an advertising program that utilizes both off-line and online media, including television, print, radio, and the Internet. Caravan also plans to enter into joint promotion campaigns with travel agencies and travel service suppliers; and

         (ii) to continuously increase the efficiency and effectiveness of its Web site through enhancement of the underlying infrastructure and investments in improved technology to anticipate increased transaction volume. Caravan will also continue to develop the functionality, features, and content of its Web site, and in particular, to increase its level of personalization; and

         (iii) to continuously increase the value it provides to its suppliers by developing new ways for these advertisers and suppliers to effectively market and distribute their products to Caravan's potential online customers.

         Caravan intends to generate revenues from advertising fees and sponsorship arrangements. Caravan intends to provide its advertisers with the technological resources needed to present information in an attractive and easy-to-use format. Caravan believes that, in general, advertisers are moving away from traditional forms of banner advertising to this more customized approach.

         Caravan anticipates implementing various marketing efforts in order to secure and expand the development of content and traffic through its Web site including, but not limited to, alliances with leading travel sites; joint marketing initiatives with traditional media travel sources; conducting travel related contests; providing chat room forum for one-on-one and group interaction and reciprocal advertising and banner links with other sites.

         Caravan is currently in the process of constructing its Web site, eVacationPro.com. As of the date of this filing, Caravan's Web site is under construction. Caravan anticipates that the cost to complete its Web site will be a minimum of $150,000 which Caravan does not presently have. If Caravan is unable to secure the necessary funds to complete the construction of its Web site Caravan's business operations could be adversely affected.

         Caravan does not foresee any significant changes in the number of its employees over the next twelve months. Because Caravan primarily will offer its services through the Internet, Caravan believes that its two current employees are sufficient to maintain Caravan's day to day operations. Over the next twelve months, Caravan intends to hire additional employees which will serve as operators of Caravan's phone support services.

Item 7.  Financial Statements

         The financial statements for the year ended December 31, 2000 are attached to this filing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The Directors and Officers of the Company are as follows:

         Nancy Wells             35           President, Director

         Alina Nikolaeva         33           Secretary, Treasurer and Director

         Huitt Tracey            41           Director

         Caravan's directors hold office until the next annual meeting of its shareholders or until their successors are duly elected and qualified. Caravan's executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of each of Caravan's directors and executive officers for at least the last five years.

         Nancy Wells has served as Caravan's President and a director since November 30, 2000. From 1995 to 2000, Ms. Wells served as a private communications consultant to various companies, including public companies. Since March, 2000, Ms. Wells has served as president of Cyan Capital, Inc., a private company specializing in venture financing and as president of Wells Media, Inc., a privately-owned company specializing in communications. In 1988, Ms. Wells received her Bachelor of Arts degree from Memorial University of Newfoundland.

         Alina Nikolaeva has served as Caravan's Secretary, Treasurer and a director since November 30, 2000. From 1995 to 2000, Ms. Nikolaeva served as director of Slavko Enterprises, Inc., a private internet marketing company. From September 1998 to September 2000, Ms. Nikolaeva served as a director of Absolutefuture.com, Inc., a public company specializing in e-commerce applications whose stock is quoted on the OTC Bulletin Board. In 1990, Ms. Nikolaeva received her degree in chemical engineering from the Academy of Chemical Technology of Russia.

         Huitt Tracey has served as Caravan's director since November 30, 2000. Since January, 1999, Mr. Tracey has been a self-employed private investor. As of January 1, 2001, Mr. Tracey became president of Talltree Resources, a Canadian public company in the precious metals mining field. From 1997 to December, 1998, Mr. Tracey managed investor relations for Neary Resources Corporation, a Vancouver, British Columbia public company. From 1988 to 1997, Mr. Tracey served as an accountant executive with Haywood Securities, Inc., a Vancouver, British Columbia brokerage firm.

Item 10. Executive Compensation

         No officer or director received compensation from Caravan in excess of $100,000 during the fiscal year ended December 31, 2000. Nancy Wells, as President of Caravan, has entered into an agreement with Caravan for monthly payments of $2,400 which began in 2001.

                 SUMMARY COMPENSATION TABLE

         Name and Principal Position  Year    Salary
         ---------------------------  ----    ------

         Nancy Wells                  2000    $ 0

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of December 31, 2000, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the directors and officers of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                      Shares of                  Percentage of Shares of
                                      common stock                  Class Owned  (2)
Name, Position and Address            Beneficially Owned (1)     Prior to   After
--------------------------           -------------------         Offering   Offering
                                                                 -------------------

Nancy Wells (3)                                1,400,000           13.7%     13.2%
President and Director
229-1118 Homer St.
Vancouver, BC V6B 6L5
Canada

Alina Nikolaeva(3)                             1,400,000           13.7%     13.2%
Secretary, Treasurer and Director
3101-1068 Hornby St.

Vancouver, BC V6Z 2Y7
Canada

Huitt Tracey                         10,000                       *     *
Director
601-475 Howe St.
Vancouver, BC V6C 2B3
Canada

___________

*   less than 1%

Item 12. Certain Relationships and Related Transactions

         Caravan has received advances in the amount of $1,488 from one of its securityholders for funding of working capital requirements and start-up expenses incurred by Caravan. These advances have been repaid.

         Caravan received funds from a securityholder reflected in its audited financial statements as additional paid-in capital. There is no expectation of repayment of these funds and the securityholder contributed the funds in anticipation of assisting the company in its development and thereby increasing the value of the securities held by the securityholder. See "Note 4C to Financial Statements as of December 31, 2000".

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b) Caravan filed a Form 8-K with the Securities and Exchange Commission on December 14, 2000.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CARAVAN ACQUISITION CORPORATION


                         By: /s/ Nancy Wells
                                 President

Dated: March 27, 2001


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                       OFFICE        DATE


/s/ Nancy Wells            Director      March 27, 2001


/s/ Alina Nikolaeva        Director      March 27, 2001


/s/ Huitt Tracey           Director      March 27, 2001

                        CARAVAN ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                   CONTENTS
                                   --------

PAGE       1         INDEPENDENT AUDITORS' REPORT

PAGE       2         BALANCE SHEET AS OF DECEMBER 31, 2000

PAGE       3         STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31,
                     2000 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO
                     DECEMBER 31, 2000

PAGE       4         STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE
                     PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2000

PAGE       5         STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31,
                     2000 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO
                     DECEMBER 31, 2000

PAGES    6 - 10      NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Board of Directors of:
Caravan Acquisition Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Caravan Acquisition Corporation (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2000 and for the period from March 24, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Caravan Acquisition Corporation (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from March 24, 1999 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has had a substantial loss from operations, and working capital and equity deficiencies. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              WEINBERG & COMPANY, P.A.


Boca Raton, Florida
February 8, 2001

                        CARAVAN ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2000
                            -----------------------

                                    ASSETS
                                    ------
CURRENT ASSETS
 Cash                                                                 $     130
 Prepaid expenses                                                           486
                                                                      ---------
   Total Current Assets                                                     616

OTHER ASSETS
 Intangibles                                                                470
                                                                      ---------

TOTAL ASSETS                                                          $   1,086
------------                                                          =========


                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES
 Loan payable - stockholder                                           $   1,488
                                                                      ---------
   Total Current Liabilities                                              1,488
                                                                      ---------

STOCKHOLDERS' DEFICIENCY
 Preferred Stock, $.0001 par value, 20,000,000 shares authorized,             -
  none issued and outstanding
 Common Stock, $.0001 par value, 100,000,000 shares authorized,
  5,000,000 issued and outstanding                                          500
 Additional paid-in capital                                              50,535
 Deficit accumulated during development stage                           (51,437)
                                                                      ---------

   Total Stockholders' Deficiency                                          (402)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $   1,086
----------------------------------------------                        =========

                See accompanying notes to financial statements.

                        CARAVAN ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                                                     March 24, 1999
                                                      For the Year Ended              (Inception) to
                                                      December 31, 2000             December 31, 2000
                                                      -----------------             -----------------

INCOME                                                $               -             $               -
                                                      -----------------             -----------------
EXPENSES
 Professional fees                                               50,000                        50,000
 Organization expense                                                 -                           535
 Rent                                                               439                           439
 Website costs                                                      423                           423
 Licenses                                                            40                            40
                                                      -----------------             -----------------
  Total expenses                                                 50,902                        51,437
                                                      -----------------             -----------------

NET LOSS                                              $         (50,902)            $         (51,437)
--------                                              =================             =================

NET LOSS PER COMMON SHARE AND EQUIVALENTS -
 BASIC AND DILUTED                                    $           (0.01)            $           (0.01)
                                                      =================             =================

WEIGHTED AVERAGE SHARES OUTSTANDING DURING THE
 PERIOD - BASIC AND DILUTED                                   5,000,000                     5,000,000
                                                      =================             =================

               See accompanying notes to financial statements.

                        CARAVAN ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                             TO DECEMBER 31, 2000
                             --------------------

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                         COMMON STOCK ISSUED          ADDITIONAL            DURING
                                                                       PAID-IN           DEVELOPMENT
                                         SHARES        AMOUNT          CAPITAL              STAGE              TOTAL
                                       ----------    --------      ---------------    ----------------       ---------
Common Stock Issuance                   5,000,000    $    500      $             -    $              -       $     500

Redemption of common stock             (4,700,000)       (470)                   -                   -            (470)

Stock issued for asset acquisition      4,700,000         470                    -                   -             470

Fair value of expenses contributed              -           -               50,535                   -          50,535

Net loss for the periods ended:
 December 31, 1999                              -           -                    -                (535)           (535)
 December 31, 2000                              -           -                    -             (50,902)        (50,902)
                                       ----------    --------      ---------------    ----------------       ---------

BALANCE AT DECEMBER 31, 2000
----------------------------            5,000,000    $    500      $        50,535    $        (51,437)      $    (402)
                                       ==========    ========      ===============    ================       =========

               See accompanying notes to financial statements.

                        CARAVAN AQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                           March 24, 1999
                                                                For the Year Ended         (Inception) to
                                                                December 31, 2000         December 31, 2000
                                                              ---------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                      $             (50,902)     $            (51,437)
 Adjustment to reconcile net loss to net cash provided by
  operating activities
 Contributed expenses                                                        50,000                    50,535
 Increase in prepaid expenses                                                  (486)                     (486)
 Increase in loan payable - stockholder                                       1,488                     1,488
                                                              ---------------------     ---------------------

 Net cash provided by operating activities                                      100                       100
                                                              ---------------------     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                              -                         -
                                                              ---------------------     ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock                                           -                       500
 Funds used to redeem common stock                                             (470)                     (470)
                                                              ---------------------     ---------------------

 Net cash provided by (used in) financing activities                           (470)                       30
                                                              ---------------------     ---------------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                   (370)                      130

CASH AND CASH EQUIVALENTS - BEGINNING OF
 PERIOD                                                                         500                         -
                                                              ---------------------     ---------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $                 130      $                130
-----------------------------------------                     =====================     =====================

SUPPLEMENTAL DISCLOSURE OF NON - CASH INVESTING AND FINANCING ACTIVITIES:
------------------------------------------------------------------------

During 2000, the Company issued 4,700,000 shares of its common stock to acquire the intangible assets of E-vacation pro.com having a fair value of $470.


                See accompanying notes to financial statements

                        CARAVAN AQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                           ------------------------



 NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 -------------------------------------------------

       (A) Organization and Business Operations
       ----------------------------------------

       Caravan Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation, acquisition of assets (See Note 4(B)) and proposed fund raising. The Company's fiscal year end is December 31.

       The Company's ability to commence operations is contingent upon its ability to raise the capital it will require to implement its business plan through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

       (B) Use of Estimates
       --------------------

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (C) Cash and Cash Equivalents
       -----------------------------

       For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       (D) Income Taxes
       ----------------

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

                        CARAVAN AQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                           ------------------------



       rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (E) Per Share Data
       ------------------

       Basic and diluted net loss per common share is computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

 NOTE 2 LOAN PAYABLE - STOCKHOLDER
 ---------------------------------

       The Company has received advances from a stockholder. The stockholder provided funding for working capital requirements and paid start-up expenses incurred by the Company. The amounts are non-interest bearing and due on demand.

 NOTE 3 COMMITMENTS AND CONTINGENCIES
 ------------------------------------

       Operating Lease
       ---------------

       The Company leases corporate office space under an operating lease. This lease has a remaining term expiring in 2002.

       Future minimum lease payments under operating leases are as follows at December 31, 2000:

                  2001                      $  11,011
                  2002                          2,313
                                            ---------
                                            $  13,324
                                            =========

       Rent expense under operating leases for the year ended December 31, 2000 and for the period from March 24, 1999 (inception) to December 31, 2000 was $439.

                        CARAVAN ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2000
                            -----------------------


 NOTE 4  STOCKHOLDERS' DEFICIENCY
 --------------------------------

       (A)  Preferred Stock
       ---------------------

       The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

       (B) Common Stock
       ----------------

       The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company originally issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500.

       On November 30, 2000, the Company redeemed from TPG 4,700,000 shares of its common stock for an aggregate consideration of $470.

       On November 30, 2000, the Company issued 4,700,000 shares of its common stock to acquire the intangible assets of E-vacation pro.com. The intangible assets acquired are shown on the balance sheet at their fair value of $470 and will be amortized using the straight-line method over a 5 year period commencing January 1, 2001.

       The Company had subscriptions receivable for 5,000,000 shares of its common stock for an aggregate amount of $500, which was received in January 2001.

       (C) Additional Paid-In Capital
       ------------------------------

       Additional paid-in capital at December 31, 2000 includes the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company (See Note 6) which amounted to $535. In addition, paid-in capital was credited for $50,000 which represented professional fees that were paid pursuant to the agreement discussed in Note 5 by an individual who owns a company that is a stockholder of the Company.

 NOTE 5  AGREEMENT
 -----------------

       1. On October 24, 2000, the business entity, whose assets were subsequently acquired by the Company, (See Note 4(b)) signed an agreement with TPG, a related entity (See Note 6). The agreement called for TPG to provide, among

                        CARAVAN ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2000
                            -----------------------

           other things, professional services relating to Securities and Exchange Commission filings and other securities matters.

 NOTE 6  RELATED PARTIES
 -----------------------

       TPG Capital is a stockholder of the Company. Legal services to the Company are being provided by a firm whose principal stockholder is the controlling stockholder TPG Capital.

 NOTE 7  INCOME TAXES
 --------------------

       Income tax expense (benefit) for the years ended December 31, 2000 and 1999 is summarized as follows:


                                                  2000               1999
                                            ----------------    ---------------
       Current:
        Federal                            $             -                  -
        State                                            -                  -

       Deferred:
        Federal                                          -                  -
        State                                            -                  -
                                            ----------------    ---------------

       Income tax expense (benefit)        $             -     $            -
                                            ================    ===============


       The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2000 and 1999 (computed by applying U.S. Federal Corporate tax rate of 34 percent to income before taxes), as follows:

                                                  2000               1999
                                            ----------------    ---------------
       Computed "expected" tax expense
        (benefit)                          $       (17,307)    $         (182)
       Effect of net operating loss
        carryforwards                               17,307                182
                                            ----------------    ---------------
                                           $             -     $            -
                                            ================    ===============
       The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2000 are as follows:

                                                  2000               1999
                                            ----------------    ---------------
       Deferred tax assets:
        Net operating loss carryforwards   $        17,489     $          182
                                            ----------------    ---------------
        Total gross deferred tax assets             17,489                182

                        CARAVAN ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2000
                            -----------------------

        Less valuation allowance                   (17,489)              (182)
                                            ----------------    ---------------

       Net deferred tax asset              $             -     $            -
                                            ================    ===============


       At December 31, 2000, the Company had a net operating loss carryforward of approximately $51,437 for income tax purposes, available to offset future taxable income expiring on various dates through 2020. The valuation allowance at December 31, 1999 was $182. The net change in the valuation allowance during the year ended December 31, 2000 was an increase of $17,307.

 NOTE  8 - GOING CONCERN
 -----------------------

       As reflected in the accompanying financial statements, the Company's current period loss, working capital deficiency, and stockholders' deficiency of $50,902, $872, and $402, respectively, raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       The Company intends to raise additional equity capital through the sale of its common stock (See Note 9) and is continuing its website development efforts. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

 NOTE  9 - SUBSEQUENT EVENT
 --------------------------

       Private Placement and Other Stock Issuances
       -------------------------------------------

       On January 4, 2001 the Company approved a private placement for 300,000 shares at $.25. As of the date of this report, subscriptions for 212,500 shares have been received. Fully paid subscriptions consist of 75,100 shares at $.25 for a total of $18,775.