Form 10QSB
period 2001-03-31
CARAVAN ACQUISITION CORP
filed 2001-05-24
CIK 1107602

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended
March 31, 2001

   OR


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to


Commission file number 000-29697


CARAVAN ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)


DELAWARE                       52-2218869
(State or other jurisdiction  (I.R.S. Employer
of incorporation or           Identification No.)
organization)

           1118 Homer Street, Suite 229
    Vancouver, British Columbia, Canada V6B 6L5
(Address of principal executive offices  (zip code)

                  604/899-3224
 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of
1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                Outstanding at March 31,2001

Common Stock,
par value $0.0001       5,212,500


    PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




         CARAVAN ACQUISITION CORPORATION
          (A DEVELOPMENT STAGE COMPANY)
              FINANCIAL STATEMENTS
              AS OF MARCH 31, 2001



         CARAVAN ACQUISITION CORPORATION
         (A DEVELOPMENT STAGE COMPANY)



                    CONTENTS



PAGE 1  INDEPENDENT ACCOUNTANTS' REPORT

PAGE 2  BALANCE SHEET AS OF MARCH 31, 2001 (UNAUDITED)

PAGE 3  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
        THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
        FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
        TO MARCH 31, 2001(UNAUDITED)

PAGE 4  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
        THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
        FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
        TO MARCH 31, 2001 (UNAUDITED)

PAGE 5  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
        MARCH 31, 2001 (UNAUDITED)


         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of:
Caravan Acquisition Corporation


We have reviewed the accompanying balance sheet of Caravan Acquisition Corporation (a development stage company) as of March 31, 2001 and the statements of operations and cash flows for the three months ended March 31, 2001 and for the period March 24, 1999 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
May 17, 2001

                       CARAVAN ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                            AS OF MARCH 31, 2001
                         ------------------------
                               (UNAUDITED)

                                 ASSETS

CURRENT ASSETS

Cash                                            $  20,314


Prepaid expenses                                      920
                                                ----------

Total Current Assets                               21,234
                                                ----------
PROPERTY AND EQUIPMENT NET                           -
                                                ----------
OTHER ASSETS

Intangibles net                                       447
Deposits                                              664
                                                ----------
Total Other Assets                                  1,111

TOTAL ASSETS                                   $   22,345
                                                ----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and
  accrued expenses                                 5,800
                                                ----------
Total Current Liabilities                          5,800
                                                ----------
STOCKHOLDERS' EQUITY
   Preferred stock $0.001 par value,
   20,000,000 shares authorized, none
   issued and outstanding.
   Common stock, $0.001 par value,
   100,000,000 shares authorized,
   5,212,500 shares issued and
   outstanding.                                      521
Additional paid-in capital                       103,639
Deficit accumulated during development stage     (68,890)
Less:  Subscriptions receivable                  (18,725)
                                                ----------
TOTAL STOCKHOLDERS' EQUITY                        16,545
                                                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 22,345

                       CARAVAN ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                         ------------------------
                               (UNAUDITED)
                                                                         Cumulative
                                       For The Three    For The Three   March 24, 1999
                                        Months Ended     Months Ended   (Inception) to
                                      March 31, 2001   March 31, 2000   March 31, 2001
                                      --------------   --------------   --------------
INCOME                                 $     -              -            $      -

Expenses
  Amortization                                 23                                 23
  Bank Charges                                 10                                 10
  Professional Fees                         8,799                             58,799
  Organization expense                       -                                   535
  Rent                                      3,129                              3,568
  Website costs                               300                                723
  Licenses                                    100                                140
  Telephone                                   292                                292
  Consulting Fees                           4,800                              4,800
                                         --------        ----------         ---------
TOTAL EXPENSES                             17,453            -                68,890
                                         --------        ----------         ---------
NET LOSS                                $ (17,453)       $   -             $ (68,890)
                                         --------        ----------         ---------
NET LOSS PER COMMON SHARE AND
EQUIVALENTS   BASIC AND DILUTED         $    -           $   -             $   (.02)
                                         --------        ----------         ---------
WEIGHTED AVERAGE SHARES
OUTSTANDING DURING THE PERIOD
BASIC AND DILUTED                       5,091,037            -              2,832,675

                       CARAVAN ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                          ------------------------
                               (UNAUDITED)

                                                                         Cumulative
                                       For The Three    For The Three   March 24, 1999
                                        Months Ended     Months Ended   (Inception) to
                                      March 31, 2001   March 31, 2000   March 31, 2001

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net (Loss)                          $  (17,453)                       $   (68,890)

Adjustments to reconcile net
   (loss) to net cash (used in)
   operating activities:
  Amortization                                23                                 23
  Contributed expenses                                                       50,535
  Changes in operating assets
    and liabilities:
   (Increase) decrease in:
    Prepaid expenses                        (434)                              (920)
  Increase (Decrease) in:
    Accounts payable & accrued
       expenses                            5,800                              5,800
    Loan payable shareholder              (1,488)                               -
                                       -----------     ------------       -------------
   Net Cash (Used In) Operating
    Activities                           (13,552)            -              (13,452)
                                       -----------     ------------       -------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Deposits                                  (664)                              (664)
                                       -----------     ------------       -------------
  Net Cash (Used In)
      Investing Activities                  (664)            -                 (664)
                                       -----------     ------------       -------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from stock issuance            34,400                              34,900
  Funds used to redeem common stock         -                                   (470)
                                       -----------     ------------       -------------

  Net Cash Provided by Financing
  Activities                               34,400            -                34,430
                                       -----------     ------------       -------------
NET INCREASE (DECREASE) IN CASH            20,184            -                20,314

CASH  BEGINNING OF PERIOD                     130            -                  -0-
                                       -----------     ------------       -------------
CASH   END OF PERIOD                    $  20,314            -              $ 20,314


NOTE  1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange
Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments
(consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 included in the Company's form
10 KSB filed April 2, 2001.

NOTE 2   STOCK ISSUANCES

During the three months ended March 31, 2001, the Company issued
137,600 shares of common stock for proceeds of $34,400 and 74,900 shares for a subscription receivable of $18,725.

ITEM 2. PLAN OF OPERATIONS

        (i) The Company was incorporated on March 24, 1999 as a
Delaware corporation and on February 25, 2000, registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. On November 30, 2000 Caravan issued an aggregate of 4,700,000 shares of its common stock in exchange for assets of eVacationPro.com, an unincorporated Canadian business. The management of the Company anticipated developing the Company into an Internet travel information company targeted to the high-end leisure traveler.

        On March 28, 2001 the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register
2,616,900 shares of its common stock held by fifty-one of its securityholders. Due to general economic conditions in the Internet travel industry the Company has decided not to pursue its activities in the Internet travel industry. The Company intends to pursue acquisitions in the United States in the oil and gas industry with a focus on drilling for natural gas. On May 17, 2001 the Company filed with the Securities and Exchange Commission a request to withdraw its registration statement.

         Caravan believes that it currently has enough cash on hand to enable it to operate for the next five months. If, however, the Company finds an acquisition candidate, the Company will need to raise additional funds through the sale of its securities. To date Caravan has raised funds through the issuance of shares of its common stock and shareholder contributions. The funds Caravan has raised to date have been applied towards legal fees, accounting fees, lease payments, phone service payments and Caravan's general day to day operations. Caravan has received advances in the amount of $1,488 from one of its securityholders for funding of working capital requirements and start-up expenses incurred by Caravan. These advances have been repaid.

        The Company intends to take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin
Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

        The Company has not paid dividends on its common stock, and intends to reinvest its earnings, if any, to support its working capital requirements.

        (ii) The Company does not expect to purchase or sell any manufacturing facilities or significant equipment over the next twelve months.

        (iii) Unless the Company is successful in an acquisition in the oil and gas industry the Company does not foresee any significant changes in the number of its employees over the next twelve months.

                         PART 2   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Not Applicable

ITEM 2.  CHANGES IN SECURITIES

        During the three months ended March 31, 2001, the Company issued an aggregate of 137,600 shares of its common stock for proceeds to the Company of $34,400. The Company also issued 74,900 shares of its common stock for a subscription receivable of $18,725. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

        Not Applicable

ITEM 5.  OTHER INFORMATION

        Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

     (a)     Exhibits

     (b)     Reports on Form 8K

   None


                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             CARAVAN ACQUISITION CORPORATION

                                    By:

                                    /s/ Nancy Wells
                                    Nancy Wells, President


                                                By:
                                   /s/ Alina Nikolaeva
                                   Alina Nikolaeva, Treasurer


Dated: May 21, 2001
