Form 10QSB
period 2001-06-30
CARAVAN ACQUISITION CORP
filed 2001-08-23
CIK 1107602

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10QSB
                                   (Mark One)

[X]        QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
           OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                         For the quarterly period ended
                                  June 30, 2001

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
(State or other jurisdiction of         (I.R.S.  Employer
incorporation or organization           Identification  No.)


                          1118 Homer Street, Suite 229
                   Vancouver, British Columbia, Canada V6B 6L5
              (Address of principal executive offices  (zip code))

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
                                 Yes  [X]     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class Common Stock,                      Outstanding  at  June  30,  2001
     par  value  $0.0001                      5,212,500

                         PART I - FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS



                         CARAVAN ACQUISITION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2001




                         CARAVAN ACQUISITION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------

PAGE    1  INDEPENDENT ACCOUNTANTS' REPORT

PAGE    2  BALANCE SHEET AS OF JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

PAGE    3  STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
           MONTHS ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD FROM
           MARCH 24, 1999 (INCEPTION) TO JUNE 30, 2001(UNAUDITED)

PAGE    4  STATEMENTS OF CASH FLOWS FOR THE SIX
           MONTHS ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD FROM
           MARCH 24, 1999 (INCEPTION) TO JUNE 30, 2001 (UNAUDITED)

PAGE    5  NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30,
           2001

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To  the  Board  of  Directors  of:
Caravan  Acquisition  Corporation
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Caravan Acquisition Corporation (a development stage company) as of June 30, 2001 and the statements of operations and cash flows for the period ended June 30, 2001 and for the period March 24, 1999 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's working capital deficiency of $1,131, stockholders' deficiency of $43, cumulative net losses from operations of $85,978 and cash used in operations of $32,700 raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG  &  COMPANY,  P.A.

Boca  Raton,  Florida
August  21,  2001

                         CARAVAN ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                    -----------------------------------------

                                                                                   JUNE 30       DECEMBER 31,
                                                                                     2001           2000
                                                                                 (Unaudited)
                                                                                  -----------     -----------
                                      ASSETS
                                      ------
CURRENT ASSETS
 Cash                                                                               $  1,666        $    130
 Prepaid expenses                                                                        920             486
                                                                                    ---------       ---------
 Total Current Assets                                                                  2,586             616
                                                                                    ---------       ---------
OTHER ASSETS  OTHER ASSETS
 Intangibles - net                                                                       424             470
 Deposits                                                                                664              --
                                                                                    ---------       ---------
 Total Other Assets                                                                    1,088             470
                                                                                    ---------       ---------
TOTAL ASSETS                                                                        $  3,674        $  1,086
------------                                                                        =========       =========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                             $  3,717   $          --
  Loan - stockholder                                                                      --           1,488
                                                                                   ---------       ---------
  Total Current Liabilities                                                            3,717           1,488
                                                                                   ---------       ---------
STOCKHOLDERS' DEFICIENCY
  Preferred stock $0.001 par value, 20,000,000 shares authorized, none issued
  and outstanding.                                                                        --              --
  Common stock, $0.001 par value, 100,000,000 shares authorized, 5,212,500
  and 5,000,000 shares issued and outstanding, respectively                              521             500
  Additional paid-in capital                                                         103,639          50,535
  Deficit accumulated during development stage                                       (85,978)        (51,437)
  Less:  Subscriptions receivable                                                    (18,225)
                                                                                    ---------       ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                                           (43)           (402)
                                                                                    ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY                                       $  3,674        $  1,086
-------------------------------------------                                         =========       =========

                See accompanying notes to financial statements.
                                      -2-

                         CARAVAN ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (UNAUDITED)
                                                                                        MARCH  24,
                                                                                        1999
                                                                                       (INCEPTION) TO
                               THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,   JUNE 30,
                                    2001         2000        2001         2000          2001
                                ----------  ------------- ----------  ---------------  -----------

REVENUES                        $      --   $     --        $     --   $     --          $     --
                                ----------  ------------- ----------  ---------------  -----------
OPERATING EXPENSES
 Amortization                   $       23  $     --        $     46  $     --          $       46
 Bank Charges                           19        --              29        --                  29
 Professional Fees                   7,086        --          15,885        --              65,885
 Organization Expense                  --         --             --         --                 535
 Rent                                2,760        --           5,889        --               6,328
 Website Costs                         345        --             645        --               1,068
 Licenses                            1,001        --           1,101        --               1,141
 Telephone                             309        --             601        --                 601
 Transfer agent fees                   745        --             745        --                 745
 Consulting Fees                     4,800        --           9,600        --               9,600
                                ----------  -------------  ----------  ---------------  -----------
TOTAL OPERATING EXPENSES            17,088        --          34,541        --              85,978
                                ----------  -------------  ----------  ---------------  -----------

NET LOSS                        $ (17,088)  $     --       $ (34,541)  $     --          $ (85,978)
                                ==========  =============  ==========  ===============  ===========
NET LOSS PER COMMON SHARE
 BASIC AND DILUTED              $      --   $     --       $   (0.01)  $      --         $   (0.02)
                                ==========  =============  ==========  ===============  ===========
WEIGHTED AVERAGE SHARES
OUTSTANDING DURING THE
PERIOD - BASIC AND DILUTED      $5,212,500  $     --       $5,152,104  $      --         $5,054,409
                                ==========  =============  ==========  ===============  ============


                See accompanying notes to financial statements.

                        CARAVAN ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (UNAUDITED)

                                                                                                   MARCH  24,
                                                                                                   1999
                                                                                                   (INCEPTION) TO
                                                                       SIX MONTHS ENDED JUNE 30,   JUNE 30,
                                                                        2001          2000         2001
                                                                     ------------  --------------   -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Loss                                                            $ (34,541)    $      --        $ (85,978)

 Adjustment to reconcile net loss to
 net cash used in operating activities:
   Amortization                                                             46             --               46
   Contributed expenses                                                                    --           50,535
 Changes in operating assets and
 liabilities:
   Increase (decrease) in:
   Prepaid expenses                                                       (434)            --             (920)
   Accounts payable and accrued expenses                                 3,717             --            3,717
   Loan payable shareholder                                             (1,488)            --               --
                                                                     ------------  --------------   -------------
Net Cash Used in Operating Activities                                  (32,700)            --          (32,600)
                                                                     ------------  --------------   -------------

CASH FLOWS FROM INVESTING
ACTIVITIES
  Deposits                                                               (664)             --            (664)
Net Cash Used in Investing Activities                                    (664)             --            (664)
                                                                     ------------  --------------   -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from stock issuance                                         34,900              --         35,400
  Funds used to redeem common stock                                       --               --           (470)
                                                                     ------------  --------------   -------------
Net Cash Provided by Financing
Activities                                                             34,900              --         34,930
                                                                     ------------  --------------   -------------

NET INCREASE IN CASH                                                    1,536               --         1,666

CASH - BEGINNING OF PERIOD                                                130              500            --
                                                                     ------------  --------------   -------------

CASH - END OF PERIOD                                                   $1,666            $ 500        $1,666
                                                                     ============   =============   ==============

                See accompanying notes to financial statements.

                        CARAVAN ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                         ------------------------------


NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

NOTE  2  -  STOCKHOLDERS' DEFICIENCY
-------------------------------------

During the three months ended June 30, 2001, the Company received $500 for subscriptions receivable.

NOTE  3  -  GOING  CONCERN
--------------------------

As reflected in the accompanying financial statements, the Company's has a working capital deficiency of $1,131, stockholders' deficiency of $43, cumulative net losses from operations of $85,978 and cash used in operations of $32,700. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that mught be necessary if the Company is unable to continue as a going concern.


ITEM  2.  PLAN  OF  OPERATIONS

The Company was incorporated on March 24, 1999 as a Delaware corporation and has registered its common stock on a Form 10-SB registration statement pursuant to the Securities Exchange Act of 1934 and Rule 12(g) thereof. On November 30, 2000, the Company redeemed 4,700,000 shares of its then outstanding common stock and issued 4,700,000 shares in exchange for assets of eVacationPro.com, an unincorporated Canadian business. New management anticipated developing the Company into an Internet travel information company targeted to the high-end leisure traveler.

On March 28, 2001, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 2,616,900 shares of its common stock held by 51 of its securityholders. Due to general economic conditions involving Internet companies the Company has decided not to pursue its activities in the Internet travel industry. On May 17, 2001 the Company filed with the Securities and Exchange Commission a request to withdraw its registration statement. The Company intends to pursue acquisitions in the United States in the oil and gas industry with a focus on drilling for natural gas.

The Company has insufficient cash to allow it to operate in future months, and therefore requires either a loan from its shareholders and/or realization of share subscriptions receivable of $18,225. In addition, if the Company locates oil or gas interests which it wishes to acquire, the Company will need to raise additional funds through the sale of its securities or otherwise. To date the Company has raised funds through the issuance of shares of its common stock and shareholder contributions. The funds the Company has raised to date have been applied towards legal fees, accounting fees, lease payments, phone service payments and the Company's general day to day operations.

The Company intends in the future to take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap
Market,  National  Market  System  or  regional  or  national  exchange.

The Company has not paid dividends on its common stock, and intends to reinvest its earnings, if any, to support its working capital requirements.


NET  LOSS  FROM  OPERATIONS
---------------------------

     For the six months ended June 30, 2001, the Company incurred total operating expenses of $34,541. Included in this total were: professional fees $15,885, rent $5,889; and consulting fees $9,600.



PART  2  -  OTHER  INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

     Not  Applicable

ITEM  2.  CHANGES  IN  SECURITIES

     During the three months ended June 30, 2001, there were no stock issuances. The Company received $500 for share subscriptions receivable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  Applicable

ITEM  5.  OTHER  INFORMATION

     Not  Applicable

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8K

     (a)     Exhibits

3.1* Certificate of Incorporation, filed with the registration statement of Caravan Acquisition Corporation as Exhibit 3.1 to the Form 10-SB filed with the Commission on February 25, 2000 and incorporated herein by reference.


3.2* By-Laws of the Company, filed with the registration statement of Caravan Acquisition Corporation as Exhibit 3.2 to the Form 10-SB filed with the Commission on February 25, 2000 and incorporated herein by reference.

     *Previously  filed


     (b)     Reports  on  Form  8K

     None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CARAVAN ACQUISITION CORPORATION

                         By:
                              /s/  Nancy  Wells
                              -----------------
                              Nancy  Wells,  President

                         By:
                              /s/  Alina  Nikolaeva
                              ---------------------
                              Alina  Nikolaeva,  Treasurer



Dated:  August  21,  2001