Form 10QSB
period 2001-09-30
CARAVAN ACQUISITION CORP
filed 2001-11-19
CIK 1107602

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10QSB

(Mark One)
[X]        QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
           OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                         For the quarterly period ended
                               September 30, 2001

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


                          290 7th Avenue West
                   Vancouver, British Columbia, Canada V5Y 1M1
              (Address of principal executive offices  (zip code))

                                  604/763-4200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  [X]     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                 Outstanding  at  September  30,  2001
     Common Stock, par value $0.0001       10,212,500

                         PART I - FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS



                         CARAVAN ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001


                                    CONTENTS
                                    --------



PAGE    2  BALANCE SHEET AS OF SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER
           31, 2000

PAGE    3  STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
           SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD FROM MARCH 24, 1999
           (INCEPTION) TO SEPTEMBER 30, 2001(UNAUDITED)

PAGE    4  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER
           30, 2001 AND 2000 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
           TO SEPTEMBER 30, 2001 (UNAUDITED)

PAGE    5  NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2001


                                          CARAVAN ACQUISITION CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                                    BALANCE SHEET
                                   AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   ----------------------------------------------
                                                                                        SEPTEMBER 30      DECEMBER 31,
                                                                                            2001              2000
                                                                                         (UNAUDITED)
                                                ASSETS
                                               --------
CURRENT ASSETS
 Cash                                                                                      $     99        $    130
 Prepaid expenses                                                                                --             486
                                                                                           ---------       ---------
 Total Current Assets                                                                            99             616
                                                                                           ---------       ---------

OTHER ASSETS
 Intangibles - net                                                                              400             470
 Deposits                                                                                       664              --
                                                                                           ---------       ---------
 Total Other Assets                                                                           1,064             470
                                                                                           ---------       ---------

TOTAL ASSETS                                                                               $  1,163        $  1,086
------------                                                                              ===========      =========
                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                 -------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                                     $  7,280   $          --
 Loan - stockholder                                                                              --           1,488
                                                                                           ---------       ---------
 Total Current Liabilities                                                                    7,280           1,488
                                                                                           ---------       ---------

STOCKHOLDERS' DEFICIENCY
 Preferred stock $0.001 par value, 20,000,000 shares authorized, none issued
 and outstanding.                                                                               --               --
 Common stock, $0.001 par value, 100,000,000 shares authorized, 10,212,500
 and 5,000,000 shares issued and outstanding, respectively                                    1,021             500
 Additional paid-in capital                                                                 103,139          50,535
 Deficit accumulated during development stage                                               (92,052)        (51,437)
 Less:  Subscriptions receivable                                                            (18,225)             --
                                                                                           ---------       ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                                               (6,117)           (402)
                                                                                           ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                             $  1,163        $  1,086
----------------------------------------------                                             =========       ==========

                 See accompanying notes to financial statements

                                 CARAVAN ACQUISITION CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                                    ------------------------
                                           (UNAUDITED)

                                                                                        MARCH 24,
                                                                                          1999
                                                                                     (INCEPTION) TO
                                        THREE MONTHS ENDED     NINE MONTHS ENDED      SEPTEMBER 30,
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                        2001      2000            2001       2000          2001
                                       -----     -----           -----       ----         ------
REVENUES                        $        --      $ --         $        --    $ --       $    --
                                ------------  -----------    -------------   -------   ----------
OPERATING EXPENSES
 Amortization                            24        --                   70     --              70
 Bank Charges                            67        --                   96     --              96
 Professional Fees                    2,172        --               18,057     --          68,057
 Organization Expense                    --        --                   --     --             535
 Rent                                 1,840        --                7,729     --           8,168
 Website Costs                           --        --                  645     --           1,068
 Licenses                                --        --                1,101     --           1,141
 Office                                  15        --                   15     --              15
 Telephone                               (6)       --                  595     --             595
 Transfer agent fees                    462        --                1,207     --           1,207
 Consulting Fees                      1,500        --               11,100     --          11,100
                                ------------  -----------    -------------   -------   ----------
TOTAL OPERATING EXPENSES              6,074        --               40,615     --          92,052
                                ------------  -----------    -------------   -------   ----------

NET LOSS                            $(6,074)  $    --        $    (40,615)  $  --       $(92,052)
                                ============  ===========    ==============  =======   ==========
NET LOSS PER COMMON SHARE-
 BASIC AND DILUTED           $       (.001)   $    --        $      (.004)  $  --       $  (.023)
                                ============  ===========    ==============  =======   ==========
WEIGHTED AVERAGE SHARES
 OUTSTANDING DURING THE
 PERIOD - BASIC AND DILUTED  $  10,212,500    $    --        $  9,986,905   $  --       $3,577,886
                                ============  ===========    ==============  =======   ==========


                 See accompanying notes to financial statements

                                           CARAVAN ACQUISITION CORPORATION
                                              (A DEVELOP STAGE COMPANY)
                                               STATEMENTS OF CASH FLOWS
                                               ------------------------
                                                     (UNAUDITED)

                                                                                                            MARCH  24,
                                                                                                               1999
                                                                                                          (INCEPTION) TO
                                                                                    NINE MONTHS ENDED      SEPTEMBER 30,
                                                                                       SEPTEMBER 30,
                                                                                     2001         2000           2001
                                                                                ------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                           $(40,615)    $    --         $(92,052)

 Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization                                                                           70          --               70
   Contributed expenses                                                                   --          --           50,535
 Changes in operating assets and liabilities:
   Increase (decrease) in:
   Prepaid expenses                                                                      486          --               --
   Accounts payable and accrued expenses                                               7,280          --            7,280
   Loan payable shareholder                                                           (1,488)         --               --
                                                                                    ---------    ---------     -----------
Net Cash Used in Operating Activities                                                (34,267)         --          (34,167)
                                                                                    ---------    ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Deposits                                                                               (664)         --             (664)
                                                                                    ---------    ---------     -----------
Net Cash Used in Investing Activities                                                   (664)         --             (664)
                                                                                    ---------    ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock issuance                                                         34,900          --          35,400
 Funds used to redeem common stock                                                        --          --            (470)
                                                                                    ---------     ---------    ----------
Net Cash Provided by Financing Activities                                             34,900          --          34,930
                                                                                    ---------     ---------    ----------

NET INCREASE (DECREASE ) IN CASH                                                         (31)         --              99

CASH - BEGINNING OF PERIOD                                                               130          500             --
                                                                                    ---------     ---------    ---------
CASH - END OF PERIOD                                                                $     99        $ 500     $       99
                                                                                    =========     =========    =========


                 See accompanying notes to financial statements

                         CARAVAN ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

AS  OF  SEPTEMBER  30,  2001
----------------------------
NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

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

NOTE  2  -  STOCKHOLDERS'  DEFICIENCY
-------------------------------------

During the nine months ended September 30, 2001 the Company received $500 for subscriptions receivable.

NOTE  3  -  GOING  CONCERN
--------------------------

As reflected in the accompanying financial statements, the Company's has a working capital deficiency of $7,181, stockholders' deficiency of $6,117, cumulative net losses from operations of $92,052 and cash used in operations of $34,267. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NET  LOSS  FROM  OPERATIONS

For the nine months ended September 30, 2001, the Company incurred total operating expenses of $40,615. Included in this total were: professional fees $18,057, rent $7,729; and consulting fees $11,100.

PART  2  -  OTHER  INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

     Not  Applicable

ITEM  2.  CHANGES  IN  SECURITIES

During the nine months ended September 30, 2001, there were no stock issuances. The Company received $500 for share subscriptions receivable.

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


CARAVAN  ACQUISITION  CORPORATION

     By:
          /s/  Nancy  Wells
          -----------------
          Nancy  Wells,  President




Dated:  November  19,  2001